Form 10-Q
period 1995-03-31
DELAWARE NATIONAL BANKSHARES CORP
filed 1995-06-05
CIK 763827

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

[X]  Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _________ to __________

Commission File Number 0-13899

DELAWARE NATIONAL BANKSHARES CORP.
(Exact name of registrant as specified in its charter)

        Delaware                                    51-0281753
(state of incorporation                            (IRS Employer
     or organization)                           Identification No.)

         Rt. 113 & Edwards St.,  P.O. Box 520,  Georgetown, DE 19947
     (address of principal executive offices)                 (Zip Code)

                            (302)  855-2400
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]                No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at March 31, 1995
(Common Stock, $5 par value)                               763,351




INDEX


PART 1 - FINANCIAL INFORMATION

                                                         PAGE NO.

Condensed Consolidated Balance Sheet -
    March 31, 1995, and December 31, 1994
             4

Condensed Consolidated Statement of Income -
    Three Months Ended March 31, 1995 & 1994
              6

Condensed Consolidated Statement of Changes in Stockholders Equity -
    Three Months Ended March 31, 1995 & 1994
              8

Statement of Cash Flows -
    Three Months Ended March 31, 1995 & 1994
              9

Notes to Consolidated Condensed Financial Statements -

11

Management's' Discussion and Analysis of Financial Condition
    and Results of Operations -
                  13





















PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings                                          N/A

Item 2.  Changes in Securities                                      N/A

Item 3.  Defaults Upon Senior Securities                                 N/A

Item 4.  Submissions of Matters to a vote of Security Holders
N/A

Item 5.  Other Information                                          N/A

Item 6.  Exhibits and Reports on Form 8K                            N/A






























DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 1995 AND DECEMBER 31, 1994


                                       March 31,             December 31,
                                         1995                    1994
                                      ___________            ___________
ASSETS:

Cash and due from banks                $3,650,049             $3,492,676
Interest-bearing deposits in banks      2,200,000                200,000
Investment securities:
  Available for sale                    1,495,391              3,229,936
  Held to maturity (Market values at
   3/31/95 - $10,570,048 & 12/31/94 -
   $10,150,751)                        11,127,388             10,340,373
Federal funds sold                      4,475,000              6,075,000
Loans, net - domestic                  69,955,427             68,197,369
Property on operating leases, net               0                  4,920
Premises and equipment, net             2,867,087              2,913,981
Other real estate owned                   361,919                453,630
Other assets                            1,079,708              1,158,765
                                       __________             __________


TOTAL ASSETS                          $97,211,969            $96,066,650





see accompanying notes




DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 1995 AND DECEMBER 31, 1994


                                      March 31,             December 31,
                                        1995                   1994
                                     __________             ___________
LIABILITIES

Deposits - Domestic:
   Noninterest-bearing              $13,422,283             $14,774,359
   Interest-bearing                  75,564,475              73,540,562
                                     __________              __________
      TOTAL DEPOSITS                 88,986,758              88,314,921

Other liabilities                       799,832                 597,464
                                     __________              __________
      TOTAL LIABILITIES              89,786,590              88,912,385

STOCKHOLDERS' EQUITY
Common Stock
  Par value $5 per share;
    Authorized: 1,250,000 shares:
    Issued  766,913 shares at 3/31/95
    and 734,540 shares at 12/31/94    3,834,565              3,672,700
Paid in surplus                       1,627,545              1,480,449
Undivided profits                     2,048,585              2,096,776
Net gains (losses) on securities
      available for sale                 (4,491)               (14,835)
Treasury stock:
  (151 shares at $27.00)
  (3411 shares at $22.50)               (80,825)               (80,825)
                                     __________             __________
     TOTAL STOCKHOLDERS' EQUITY       7,425,379              7,154,265
                                     __________             __________
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY         $97,211,969            $96,066,650



see accompanying notes





DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                        3 Months Ended     3 Months Ended
                                        March 31, 1995     March 31, 1994
                                        ______________     ______________
INTEREST INCOME
   Loans including fees                     $1,592,829         $1,376,290
   Investment securities:
     Taxable                                   163,943            130,274
     Exempt from federal taxes                  13,154             16,310
   Deposits in banks                            20,207              1,568
   Federal funds sold                           89,544              6,473
                                            __________         __________

        TOTAL INTEREST INCOME                1,879,677          1,530,915
                                            __________          __________
INTEREST EXPENSE
   Deposits                                    792,874            534,931
   Short-term borrowing and
     federal funds purchased                         0                715
                                            __________         __________

         TOTAL INTEREST EXPENSE                792,874            535,646
                                            __________         __________

        NET INTEREST INCOME                  1,086,803            995,269

PROVISION FOR LOAN LOSSES                            0             30,000
                                            __________         __________

        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES          1,086,803            965,269
                                            __________         __________
OTHER INCOME
   Dividends on stock                            1,025              1,025
   Service charges and fees                    102,554             91,606
   Other operating income                        5,872              6,203
                                            __________         __________

          TOTAL OTHER INCOME                   109,451             98,834
                                            __________         __________


see accompanying notes



DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                       3 Months Ended     3 Months Ended
                                       March 31, 1995     March 31, 1994
                                       ______________     ______________
OTHER EXPENSES
   Salaries, employee benefits,
      and director fees                      $452,579           $417,346
   Net occupancy and equipment expense        181,199            138,043
   Other operating expenses                   333,771            237,105
                                           __________         __________
      TOTAL OTHER EXPENSES                    967,549            792,494
                                           __________         __________
INCOME BEFORE INCOME TAXES                    228,705            271,609

PROVISION FOR INCOME TAXES                     86,058             86,307
                                           __________         __________

NET INCOME                                   $142,647           $185,302




EARNINGS PER COMMON SHARE AND
     COMMON STOCK EQUIVALENTS

     Primary                                   $0.19              $0.25

     Fully diluted                             $0.19              $0.25


Primary Shares:
     Weighted average number of
       shares actually outstanding           750,500            723,879
     Stock options                            14,206             21,080
                                             _______            _______
                                             764,706            744,959
Fully diluted shares:
     Weighted average number of
       shares actually outstanding           750,500            723,879
     Stock options                            14,206             21,080
                                             _______            _______
                                             764,706            744,959


See accompanying notes.




DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


Gain(Loss)

Avail. for
                                         Capital               Undivided
 Sale       Treasury
                             Total        Stock      Surplus    Profits
Securities      Stock

Balance December 31, 1993  $6,897,505  $3,575,690  $1,395,486  $2,007,154
     $0     ($80,825)

Net Income - Three Months
  Ended March 31, 1994       $185,302                             185,302

Proceeds from Stock Options
  Exercised (9,538 shares)    $84,428      47,690      36,738

Net Gain(Loss) on Investment
   Securities Available
     for Sale                 $10,897
 10,897

Dividends Paid
  ($.25 per share)          ($181,169)                           (181,169)

                            _________   _________   _________   _________
_______     ________
Balance, March 31, 1994    $6,996,963  $3,623,380  $1,432,224  $2,011,287
$10,897     ($80,825)



Balance December 31, 1994  $7,154,265  $3,672,700  $1,480,449  $2,096,776
($14,835)    ($80,825)

Net Income - Three Months
  Ended March 31, 1995       $142,647                             142,647

Proceeds from Stock Options
  Exercised (32,373 shares)  $308,961     161,865     147,096

Net Gain(Loss) on Investment
  Securities Available
   for Sale                   $10,344
 10,344

Dividends Paid
  ($.25 per share)          ($190,838)                           (190,838)

                            _________   _________   _________   _________
_________    _________
Balance, March 31, 1995    $7,425,379  $3,834,565  $1,627,545  $2,048,585
($4,491)    ($80,825)


See accompanying notes.








DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                             March 31, 1995     March 31, 1994
                                            ______________     ______________
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest received from earning assets           $1,840,562         $1,565,721
Fees and commissions received                      102,554             91,606
Interest paid                                     (646,804)          (548,207)
Cash paid to suppliers and employees              (824,443)          (900,237)
Income taxes paid                                        0            (13,586)
Other Income                                         6,541              4,251
Rent from operating leases                             356              2,977
                                                 _________          _________
 NET CASH PROVIDED BY OPERATING ACTIVITIES         478,766            202,525
                                                 _________          _________

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities                 (995,859)                 0
Proceeds from maturities of
     investment securities                       1,965,314            872,793
Purchase of certificates of deposit             (2,000,000)                 0
Net loans made to customers                     (1,751,361)          (931,971)
Capital expenditures                               (86,438)          (114,417)
Federal funds sold, net                          1,600,000          3,900,000
Proceeds from sale of property                     156,991                  0
                                                 _________          _________
 NET CASH USED IN INVESTING ACTIVITIES          (1,111,353)         3,726,405
                                                 _________          _________

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposit accounts                     671,837         (3,977,796)
Short-term unsecured borrowing, net                      0            400,000
Dividends paid                                    (190,838)          (181,169)
Proceeds from stock options exercised              308,961             84,428
                                                 _________          _________
 NET CASH PROVIDED BY FINANCING ACTIVITIES         789,960         (3,674,537)
                                                 _________          _________
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           157,373            254,393
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                            3,492,676          2,851,342
                                                 _________          _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $3,650,049         $3,105,735

See accompanying notes.








DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS - CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:          March 31, 1995     March 31, 1994
                                            ______________     ______________

Net income                                        $142,647           $185,302
Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                    68,052             52,947
   Provision for loan losses                             0             30,000
   (Increase) decrease in interest receivable      (34,042)            34,067
   (Increase) decrease in other assets             104,814            (95,354)
   Increase (decrease) in interest payable         146,070            (12,561)
   Increase (decrease) in other liabilities        (29,760)           (65,336)
   Amortization of investment premium
     (discount), net                                (5,073)               739
   Provision for deferred taxes                     86,058             72,721
                                                  ________           ________
      NET CASH PROVIDED BY OPERATING ACTIVITIES   $478,766           $202,525








See accompanying notes.






DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three months ended March 31, 1995 and 1994, and the consolidated statements of changes in stockholders' equity, and cash flows for the three months ended March 31, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders and December 31, 1994 form 10-K. The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.



NOTE 2 - ADOPTION OF SFAS 114 - ACCOUNTING BY CREDITORS FOR IMPAIRMENT OPTION OF SFAS 114 - ACCOUNTING BY CREDITORS FOR IMPAIRMENT
             OF A LOAN

On January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment to SFAS No. 114. The new standards require that impaired loans, within the scope of the Statement, be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Implementation of these new standards did not have a material impact on the Company's results of operations or financial position.




NOTE 3 - PROPOSED AFFILIATION

In early 1995, the board of directors of the Company entered into an agreement and plan of affiliation and share exchange with Fulton Financial Corporation. The transaction is subject to approval of stockholders and regulatory authorities.





DELAWARE NATIONAL BANK
CAPITAL ADEQUACY AND REQUIREMENTS


                                March 31, 1995   March 31, 1994
                                ______________   ______________

TIER 1 CAPITAL                       6,228,138        6,037,366
TIER 2 CAPITAL                         709,929          620,104
                                     _________        _________
TOTAL CAPITAL                        6,938,067        6,657,470

RISK-WEIGHTED ASSETS                56,794,297       49,608,317




RISK-BASED CAPITAL RATIOS AND REQUIREMENTS:

                                         3/31/95       3/31/94
                                          ACTUAL        ACTUAL      REQUIRED
                                         _______       _______      ________

TIER 1 CAPITAL / RISK-WEIGHTED ASSETS    10.966%       12.170%      4.000%
TOTAL CAPITAL / RISK-WEIGHTED ASSETS     12.216%       13.420%      8.000%












DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS




The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


DELAWARE NATIONAL BANKSHARES CORP.

ASSETS


The assets of the Corporation have increased from $96,066,650 at year end 1994 to $97,211,969 on March 31, 1995. The 1.2% increase is attributable to changes on the balance sheet of the Corporation's only active subsidiary, Delaware National Bank. Loans increased 2.6% from $68,197,369 at year end 1994 to $69,955,427 on March 31, 1995. Investment securities decreased nearly 7.1% from the December 1994 total of $13,570,309 to $12,622,779 as of March 31, 1995.

CAPITAL

Capital on March 31, 1995 was $7,425,379, a 3.8% increase over year end figures of $7,154,265. This is a result of retained earnings for the first quarter of 1995 and proceeds from stock options exercised during the quarter, less the payment of a $.25 per share dividend.

Earnings for the first quarter of 1995 were $142,647, compared to $185,302 the first quarter of 1994. The reduction in earnings is primarily due to legal fees pertaining to the proposed merger with Fulton Financial Corporation and additional occupancy expense related to the establishment of an operations / administration facility.

Management is aware of the sale price in some, but not all, of the sales of stock of the Corporation. The most recent price of which it is aware is $19.50 per share. This price was provided by Ferris Baker Watts, Inc. and may not reflect all sales of the Corporation's stock for the quarter.

As of year end 1994, the corporation listed its stock with four independent market makers. Listed below are the names of those who list Delaware National Bankshares Corp. stock:

              Ferris Baker Watts, Inc.                Wheat First Securities,
Inc.
                   1-800-753-3321
1-800-777-8714

                 F.J. Morrissey, Inc.                           A.G. Edwards &
Sons, Inc.
                   1-800-842-8928
1-800-568-5408


DELAWARE NATIONAL BANK

There have been no material changes in financial condition not directly related or attributable to the growth of or change in the Corporation's only active subsidiary, Delaware National Bank, or the market or economic conditions affecting it. There have been no significant changes of income or losses from continuing operations which are not representative of the ongoing business.

GROWTH

Deposits of the Bank on March 31, 1995 were $88,986,758, compared to $88,314,921 on December 31, 1994. This is an increase of less than 1%.
The Bank maintains its policy of not soliciting brokered certificates of deposit. As of March 31, 1995, the Bank held $99,000 in brokered deposits. These will not be renewed upon their maturity.

CAPITAL

Under the risk based capital guidelines, the minimum capital requirements are set at 8% of total risk weighted assets. Risk based capital ratio for the Bank at March 31, 1995, was 12.22%, at December 31, 1994 it was 12.20% and at March 31, 1994 it was 13.42%. Total tier 1 capital to total assets must exceed 4%. Tier 1 capital at March 31, 1995 was 10.97%, compared to 10.95% at December 31, 1994, and 12.17% at March 31, 1994.

LIQUIDITY

The Bank's liquidity is measured at 22.73% on March 31, 1995, compared to the average for the year 1994 of 19.51%. Liquidity is reviewed by the Board's
ALCO committee. An important function of the ALCO committee is the analysis of the adequacy of its sources of liquidity. Measuring liquidity involves analysis of deposit and other liability maturities, new loan generation forecasts, maturities of the loan portfolio, market conditions, economic forecasts and the institution's investment and funding sources. These analyses must balance the critical factors of time and cost.

Cash flows from operating activities increased by $276,241 from the comparable quarter in 1994, primarily from income received from earning assets. Cash flows from investing activities decreased significantly due to the purchase of certificates of deposit and loans made to customers. Cash flows from financing activities increased due to increases in deposit accounts.

ASSET QUALITY

Loans appearing on the Bank's "watch sheet" are monitored to determine possibility of charge off. The amount of potential charge off loans at March 31, 1995 is $19,123. The delinquency ratio at March 31, 1995, was 1.25%, compared to 0.94% at March 31, 1994. The average delinquency ratio for 1994 was 0.91%. Other than these targeted loans, the quality of the bank's loan and investment portfolio remains high with no adverse trends or deterioration in quality.

INFLATION

The monetary nature of the majority of the Bank's assets and liabilities differs from that of other business entities. Because of this, inflation does not have a determinable effect on the assets, liabilities, capital or earnings of the Bank.

There have been no other significant changes in financial statements or operation in the first quarter of 1995 or in the twelve months preceding, other than those disclosed within this document or otherwise stipulated in notes to financial statements filed with the report and incorporated herein by reference.





PART II - OTHER INFORMATION


NO APPLICABLE ITEMS TO REPORT












SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1995



DELAWARE NATIONAL BANKSHARES CORP.



______________________________________
(Lynda A. Messick, Treasurer)
(Duly Authorized Officer)




___________________________________
(Linda C. Betts, Assistant Treasurer)