Form 10-Q
period 1995-06-30
DELAWARE NATIONAL BANKSHARES CORP
filed 1995-08-15
CIK 763827

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995

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

Not Applicable
(Former name, former address and former year, if changed since last report)

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

Class                                      Outstanding at July 31, 1995
(Common Stock, $5 par value)                           763,351




INDEX


PART 1 - FINANCIAL INFORMATION

					                                                   					        PAGE NO.

Condensed Consolidated Balance Sheet -
	June 30, 1995, and December 31, 1994	                         			     	 4

Condensed Consolidated Statement of Income -
	Three and Six Months Ended June 30, 1995 & 1994                     			 6

Condensed Consolidated Statement of Changes in Stockholders Equity -
	Six Months Ended June 30, 1995 & 1994	                              			 8

Statement of Cash Flows -
	Six Months Ended June 30, 1995 & 1994		                              		 9

Notes to Consolidated Condensed Financial Statements -               			11

Management's' Discussion and Analysis of Financial Condition
	and Results of Operations -	                                      					13



PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings								    N/A

Item 2.  Changes in Securities							    N/A

Item 3.  Defaults Upon Senior Securities						    N/A

Item 4.  Submissions of Matters to a vote of Security Holders			Page 15

Item 5.  Other Information								    N/A

Item 6.  Exhibits and Reports on Form 8K					    N/A


DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1995 AND DECEMBER 31, 1994


                                      June 30,               December 31,
                                       1995                      1994
ASSETS:
Cash and due from banks             $4,227,663                 $3,492,676
Interest-bearing deposits in banks   2,200,000                    200,000
Investment securities:
       Available for sale                    0                  3,229,936
       Held to maturity
       (Market values at 6/30/95 -
       $12,130,226  & 12/31/94 -
       $10,150,751)                 12,101,491                 10,340,373
Federal funds sold                   8,400,000                  6,075,000
Loans, net - domestic               72,527,960                 68,197,369
Property on operating leases, net            0                      4,920
Premises and equipment, net          2,746,113                  2,913,981
Other real estate owned                341,919                    453,630
Other assets                           999,753                  1,158,765

TOTAL ASSETS                      $103,544,899                $96,066,650


LIABILITIES
Deposits - Domestic:
   Noninterest-bearing             $15,286,313                $14,774,359
   Interest-bearing                 79,500,493                 73,540,562

      TOTAL DEPOSITS                94,786,806                 88,314,921

Other liabilities                    1,217,853                    597,464

TOTAL LIABILITIES                   96,004,659                 88,912,385

STOCKHOLDERS' EQUITY
Common Stock
  Par value $5 per share;
   Authorized: 1,250,000 shares:
   Issued 766,913 shares at 6/30/95
   and 734,540 shares at 12/31/94    3,834,565                 3,672,700

Paid in surplus                      1,627,545                 1,480,449
Undivided profits                    2,158,224                 2,096,776
Net gains (losses) on securities
      available for sale                   731                   (14,835)
Treasury stock:
  (151 shares at $27.00)
  (3411 shares at $22.50)              (80,825)                  (80,825)

TOTAL STOCKHOLDERS' EQUITY           7,540,240                 7,154,265

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY             $103,544,899               $96,066,650


see accompanying notes


DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                   3 Months Ended 3 Months Ended 6 Months Ended 6 Months Ended June 30, 1995 June 30, 1994 June 30, 1995 June 30, 1994
INTEREST INCOME:
Loans including fees  $1,683,093     $1,433,057     $3,275,922     $2,809,347
Investment securities:
 Taxable                 166,092        124,172        330,035        254,446
 Exempt from federal tax  12,615         15,710         25,769         32,020
Deposits in banks         39,910          4,057         60,117          5,625
Federal funds sold        84,291          1,787        173,835          8,260
Equity Securities          6,986              0          6,986              0

TOTAL INTEREST INCOME  1,992,987      1,578,783      3,872,664      3,109,698

INTEREST EXPENSE:
Deposits                 889,970        538,288      1,682,844      1,073,219
Short-term borrowing and
 federal funds purchased       0          6,817              0          7,532

TOTAL INTEREST EXPENSE   889,970         545,105     1,682,844      1,080,751

NET INTEREST INCOME    1,103,017       1,033,678     2,189,820      2,028,947

PROVISION FOR LOAN LOSSES      0          30,000             0         60,000

NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN LOSSES           1,031,017       1,003,678     2,189,820      1,968,947

OTHER INCOME:
Dividends on FRB stock     1,024           1,024         2,049          2,049
Service charges and fees 100,352         103,748       202,906        195,354
Other operating income   108,386          11,225       114,258         17,428

TOTAL OTHER INCOME       209,762         115,997       319,213        214,831

OTHER EXPENSES:
Salaries, employee
 benefits, and
 director fees           537,707         456,008       990,286        873,354
Net occupancy and
 equipment expense       146,663         136,340       327,862        274,383
Other operating expenses 395,929         259,577       729,700        496,682

TOTAL OTHER EXPENSES   1,080,299         851,925     2,047,848      1,644,419

INCOME BEFORE
 INCOME TAXES            232,480         267,750       461,185        539,359

PROVISION FOR
 INCOME TAXES            122,841          84,379       208,899        170,686

NET INCOME               109,639         183,371       252,286        368,673


EARNINGS PER COMMON SHARE
 AND COMMON STOCK EQUIVALENTS

Primary                    $0.14           $0.25         $0.33          $0.50

Fully diluted              $0.14           $0.24         $0.33          $0.49

Primary Shares:
 Weighted average number
  of shares actually
  outstanding            763,351         729,118       756,925        726,498
 Stock options            11,680          18,341        13,959         17,038

      Total              775,031         747,459       770,884        743,536

Fully Diluted Shares:
 Weighted average number
  of shares actually
  outstanding            763,351         729,118       756,925        726,498
 Stock options            16,239          21,836        13,959         20,712

      Total              779,590         750,954       770,884        747,210

see accompanying notes

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         Gain(Loss)
                                                         Avail. for
                           Capital            Undivided    Sale       Treasury
                   Total    Stock    Surplus   Profits   Securities     Stock

Bal 12/31/93     6,897,505 3,575,690 1,395,486 2,007,154      0       (80,825)

Net Income -
 Six Months
 Ended 6/30/94     368,673                       368,673

Proceeds from
 Stock Options
 Exercised
 (15,441 sh.)      123,477    77,205    46,272

Net Gain(Loss)
 on Inv. Securities
 Available for Sale   (434)                                 (434)

Dividends Paid
 ($.25 per share) (180,278)                     (180,278)

Bal 6/30/94      7,208,943 3,652,895 1,441,758 2,195,549    (434)     (80,825)


Bal 12/31/94     7,154,265 3,672,700 1,480,449 2,096,776 (14,835)     (80,825)

Net Income -
 Six Months
 Ended 6/30/95     252,286                       252,286

Proceeds from
 Stock Options
 Exercised
 (32,373 sh.)      308,961   161,865   147,096

Net Gain(Loss)
 on Inv. Securities
 Available for Sale 15,566                                15,566

Dividends Paid
 ($.25 per share) (190,838)                     (190,838)

Bal 6/30/95      7,540,240 3,834,565 1,627,545 2,158,224     731      (80,825)



DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                          June 30, 1995    June 30, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest received from earning assets        $3,816,590       $3,073,256
Fees and commissions received                   202,906          195,354
Interest paid                                (1,357,482)      (1,083,385)
Cash paid to suppliers and employees         (1,613,774)      (1,560,671)
Income taxes paid                               (22,333)        (218,611)
Other income                                     14,674           14,945
Rent from operating leases                          356            4,532
                                              _________        _________
NET CASH PROVIDED BY OPERATING ACTIVITIES     1,040,937          425,420


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities            (1,995,343)        (327,900)
Proceeds from maturities of
  investment securities                       3,496,784        1,438,014
Purchase of certificates of deposit          (2,000,000)               0
Net loans made to customers                  (4,319,185)      (2,673,645)
Capital expenditures                            (18,300)        (512,117)
Federal funds sold, net                      (2,325,000)       3,700,000
Proceeds from sale of property                  265,086                0
                                              _________        _________
NET CASH (USED) PROVIDED BY
 INVESTING ACTIVITIES                        (6,895,958)       1,624,352


CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposit accounts                6,471,885       (1,694,785)
Short-term unsecured borrowing, net                   0        1,000,000
Dividends paid                                 (190,838)        (180,278)
Proceeds from stock options exercised           308,961          123,477
                                              _________        _________
NET CASH PROVIDED BY FINANCING ACTIVITIES     6,590,008         (751,586)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           734,987        1,298,186

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                         3,492,676        2,851,342
                                              _________        _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $4,227,663       $4,149,528


see accompanying notes


DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS - CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

                                      June 30, 1995        June 30, 1994

Net income                                 $252,286             $368,673

Adjustments to reconcile net income
 to net cash provided by
 operating activities:

Depreciation and amortization               134,070              107,401
Provision for loan losses                         0               60,000
(Increase) decrease in interest receivable  (45,525)             (38,407)
(Increase) decrease in other assets         191,543              (17,018)
Increase (decrease) in interest payable     325,362               (2,634)
Increase (decrease) in other liabilities    108,461               (6,635)
Amort. of investment prem.(disc.), net      (10,549)               1,965
(Gain) Loss on Sale of Assets              (101,277)                   0
Provision for deferred taxes                186,566              (47,925)
                                           ________             ________
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                    $1,040,937             $425,420



DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as ofJune 30, 1995, the consolidated statements of income for the three and six months ended June 30, 1995 and 1994, and the consolidated statements of changes in stockholders' equity, and cash flows for the six months ended June 30, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows presented have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders and December 31, 1994 form 10-K. The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full year.



NOTE 2 -  ADOPTION OF SFAS 114 - ACCOUNTING BY CREDITORS FOR IMPAIRMENT
		OF A LOAN

	On January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118,
"Accounting by Creditors for Impairment of a Loan - Income 	Recognition and
Disclosures," an amendment to SFAS No. 114.  The new standards require that
impaired 	loans, within the scope of the Statement, be measured based on the
present value of expected future cash 	flows, discounted at the loan's
effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Implementation of these new standards did not have a
material impact on the Company's 	results 	of operations or financial
position.



NOTE 3 - PROPOSED AFFILIATION

	In early 1995, the board of directors of the Company entered into an agreement and plan of affiliation and share exchange with Fulton Financial
Corporation.  The transaction is subject to approval of stockholders	and
regulatory authorities.  On June 19, 1995, the merger was approved by the
stockholders of the	Corporation.


DELAWARE NATIONAL BANK
CAPITAL ADEQUACY AND REQUIREMENTS


                              June 30, 1995     June 30, 1994

TIER 1 CAPITAL                    6,468,611         6,208,247
TIER 2 CAPITAL                      752,030           637,864

TOTAL CAPITAL                     7,220,641         6,846,111

RISK-WEIGHTED ASSETS             60,162,424        51,029,049



RISK-BASED CAPITAL RATIOS AND REQUIREMENTS:

                                          6/30/95      6/30/94
                                           ACTUAL       ACTUAL     REQUIRED

TIER 1 CAPITAL / RISK-WEIGHTED ASSETS     10.752%      12.166%       4.000%
TOTAL CAPITAL / RISK-WEIGHTED ASSETS      12.002%      13.416%       8.000%





DELAWARE NATIONAL BANKSHARES CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


DELAWARE NATIONAL BANKSHARES CORP.

ASSETS

The assets of the Corporation have increased from $96,066,650 at year end 1994 to $103,544,899 on June 30, 1995. The 7.8% increase is attributable to changes on the balance sheet of the Corporation's only active subsidiary, Delaware National Bank. Loans increased 6.4% from $68,197,369 at year end 1994 to $72,527,960 on June 30, 1995. Investment securities decreased nearly 10.8% from the December 1994 total of $13,570,309 to $12,101,491 as of June 30, 1995.

CAPITAL

Capital on June 30, 1995 was $7,540,240, a 5.4% increase over year end figures of $7,154,265. This is a result of retained earnings for the first two quarters of 1995 and proceeds from stock options exercised during the year, less the payment of a $.25 per share dividend.

Earnings for the first two quarters of 1995 were $252,286, compared to $368,673 the first two quarters of 1994. The reduction in earnings is primarily due to legal fees pertaining to the proposed merger with Fulton Financial Corporation and additional occupancy expense related to the establishment of an operations / administration facility.

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

GROWTH

Deposits of the Bank on June 30, 1995 were $94,786,806, compared to $88,314,921 on December 31, 1994. This is an increase of 7.3%.
The Bank maintains its policy of not soliciting brokered certificates of deposit. As of June 30, 1995, the Bank held $99,000 in brokered deposits. These will not be renewed upon their maturity.

CAPITAL

Under the risk based capital guidelines, the minimum capital requirements are set at 8% of total risk weighted assets. Risk based capital ratio for the Bank at June 30, 1995, was 12.00%, at December 31, 1994 it was 12.20% and at June 30, 1994 it was 13.42%. Total tier 1 capital to total assets must exceed 4%. Tier 1 capital at June 30, 1995 was 10.75%, compared to 10.95% at December 31, 1994, and 12.17% at June 30, 1994.

LIQUIDITY

The Bank's liquidity is measured at 25.21% on June 30, 1995, compared to the average for the year 1994 of 19.51%. Liquidity is reviewed by the Board's ALCO committee. An important function of the ALCO committee is the analysis of the adequacy of its sources of liquidity. Measuring liquidity involves analysis of deposit and other liability maturities, new loan generation forecasts, maturities of the loan portfolio, market conditions, economic forecasts and the institution's investment and funding sources. These analyses must balance the critical factors of time and cost.

Cash flows from operating activities increased by $615,517 from the comparable quarter in 1994, primarily from income received from earning assets. Cash flows from investing activities decreased significantly due to the purchase of certificates of deposit and loans made to customers. Cash flows from financing activities increased due to increases in deposit accounts.

ASSET QUALITY

Loans appearing on the Bank's "watch sheet" are monitored to determine possibility of charge off. The amount of potential charge off loans at June 30, 1995 is $45,803. The delinquency ratio at June 30, 1995, was 0.97%, compared to 0.51% at June 30, 1994. The average delinquency ratio for 1994 was 0.91%. Other than these targeted loans, the quality of the bank's loan and investment portfolio remains high with no adverse trends or deterioration in quality.


INFLATION

The monetary nature of the majority of the Bank's assets and liabilities differs from that of other business entities. Because of this, inflation does not have a determinable effect on the assets, liabilities, capital or earnings of the Bank.

The FDIC has proposed an insurance premium reduction. This would impact Delaware National Bank's future quarterly earnings. The FDIC assessment imposed on Delaware Nation is currently 23.5% of the net income for the first two quarters of 1995. This is only a proposal and the exact affect on future income cannot be determined at this time.

There have been no other significant changes in financial statements or operation in the first two quarters of 1995 or in the twelve months preceding, other than those disclosed within this document or otherwise stipulated in notes to financial statements filed with the report and incorporated herein by reference.


PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on June 19, 1995.

	#1 - Proposal to approve and adopt the Agreement of Reorganization and Merger, dated Feb. 9, 1995, as amended, between Fulton Financial
      Corporation and DNB providing, among other things, for	the merger of DNB
      with and into Fulton Financial Corporation and for the automatic
      conversion of	each share of the common stock of DNB into 1.244 shares
      of Fulton Financial Corporation Common	Stock:

		      Shares voting FOR the proposal		     631,955
		      Shares voting AGAINST the proposal	    8,234
		      Shares ABSTAINING				                 31,908


	#2 - Shareholder proposal to amend the Bylaws of DNB:

     		Shares voting FOR the proposal		      180,191
		     Shares voting AGAINST the proposal	   460,414
		     Shares ABSTAINING			                   31,395

	#3 - Election of Directors of DNB for a term of three years, or until their successors are elected and qualified:

		    Election of Everett T. Conaway:
		    Shares voting FOR the proposal		       510,740
		    Shares WITHHELD				                    162,599



    		Election of Barbara-Cherrix O'Leary:
		    Shares voting FOR the proposal		       370,021
		    Shares WITHHELD				                    303,318

    		Election of Gordon E. Wood:
		    Shares voting FOR the proposal		       600,532
		    Shares WITHHELD				                     72,807

	#4 - Selection of Rowles & Co. as independent public accountants of DNB for fiscal year 1995:

    		Shares voting FOR the proposal	       	669,332
		    Shares voting AGAINST the proposal	      1,244
    		Shares ABSTAINING				                    2,763



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1995



DELAWARE NATIONAL BANKSHARES CORP.



______________________________________
(Lynda A. Messick, Treasurer)
(Duly Authorized Officer)




___________________________________
(Linda C. Betts, Assistant Treasurer)